Form 10-Q
period 2020-09-30
EASTERN ENERGY GAS HOLDINGS, LLC
filed 2020-11-13
CIK 1603291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive offices and registrant’s telephone number	I.R.S. Employer Identification Number

001-37591	EASTERN ENERGY GAS HOLDINGS, LLC	46-3639580
Formerly Known As Dominion Energy Gas Holdings, LLC
120 Tredegar Street Richmond, Virginia 23219 (804) 819-2000

State or other jurisdiction of incorporation or organization of the registrants: Virginia

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Trading Symbol	Title of Each Class	Name of Each Exchange on Which Registered
EASTERN ENERGY GAS HOLDINGS, LLC		2014 Series C 4.6% Senior Notes	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☒	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

All of the membership interests of Eastern Energy Gas Holdings, LLC is held by its indirect parent company, Berkshire Hathaway Energy Company, as of November 12, 2020.

EASTERN ENERGY GAS HOLDINGS, LLC MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM 10-Q UNDER THE REDUCED DISCLOSURE FORMAT.

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition
2017 Tax Reform Act

An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (previously known as The Tax Cuts and Jobs Act) enacted on December 22, 2017

AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion Energy and Duke Energy Corporation
Atlantic Coast Pipeline Project

A previously proposed approximately 600-mile natural gas pipeline running from West Virginia through Virginia to North Carolina which would have been owned by Atlantic Coast Pipeline and constructed and operated by DETI

BHE	Berkshire Hathaway Energy Company
Brookfield	Brookfield Super-Core Infrastructure Partners, an infrastructure fund managed by Brookfield Asset Management Inc.
CAA	Clean Air Act
CARES Act	Coronavirus Aid, Relief and Economic Security Act, enacted on March 27, 2020
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund
CFO	Chief Financial Officer
Cove Point	Cove Point LNG, LP (formerly known as Dominion Energy Cove Point LNG, LP)
Cove Point LNG Facility	An LNG import/export and storage facility, including the Liquefaction Facility, located on the Chesapeake Bay in Lusby, Maryland
CWA	Clean Water Act
DCP

The legal entity, CPMLP Holdings Company, LLC (formerly known as Dominion Cove Point, LLC), one or more of its consolidated subsidiaries, or the entirety of CPMLP Holdings Company, LLC and its consolidated subsidiaries

DECG	Carolina Gas Transmission, LLC (formerly known as Dominion Energy Carolina Gas Transmission, LLC)
DECGS	Carolina Gas Services, Inc. (formerly known as Dominion Energy Carolina Gas Services, Inc.)
DEQPS	Dominion Energy Questar Pipeline Services, Inc.
DES	Dominion Energy Services, Inc.
DETI	Eastern Gas Transmission and Storage, Inc. (formerly known as Dominion Energy Transmission, Inc.)
DGP	Eastern Gathering and Processing, Inc. (formerly known as Dominion Gathering and Processing, Inc.)
DMLPHCII	Eastern MLP Holding Company II, LLC (formerly known as Dominion MLP Holding Company II, LLC)
Dominion Energy

The legal entity, Dominion Energy, Inc., one or more of its consolidated subsidiaries (other than Eastern Energy) or operating segments, or the entirety of Dominion Energy, Inc. and its consolidated subsidiaries

Dominion Energy Gas Restructuring	The acquisition of DCP and DMLPHCII from, and the disposition of East Ohio and DGP to, Dominion Energy by Eastern Energy on November 6, 2019
Dominion Energy Midstream

The legal entity, Northeast Midstream Partners, LP (formerly known as Dominion Energy Midstream Partners, LP), one or more of its consolidated subsidiaries, or the entirety of Northeast Midstream Partners, LP and its consolidated subsidiaries

Dominion Energy Questar

The legal entity, Dominion Energy Questar Corporation, one or more of its consolidated subsidiaries (other than Eastern Energy), or the entirety of Dominion Energy Questar Corporation and its consolidated subsidiaries

Dominion Energy Questar Pipeline	The legal entity, Dominion Energy Questar Pipeline, LLC, one or more of its consolidated subsidiaries, or the entirety of Dominion Energy Questar Pipeline, LLC and its consolidated subsidiaries
East Ohio	The East Ohio Gas Company, doing business as Dominion Energy Ohio
Eastern Energy

The legal entity, Eastern Energy Gas Holdings, LLC (formerly known as Dominion Energy Gas Holdings, LLC), one or more of its consolidated subsidiaries or operating segment, or the entirety of Eastern Energy Gas Holdings, LLC and its consolidated subsidiaries

EPA	U.S. Environmental Protection Agency
Export Customers	ST Cove Point, LLC, a joint venture of Sumitomo Corporation and Tokyo Gas Co., LTD., and GAIL Global (USA) LNG, LLC
FERC	Federal Energy Regulatory Commission
GAAP	U.S. generally accepted accounting principles
GHG	Greenhouse gas
GT&S Transaction	The sale of Eastern Energy by Dominion Energy to BHE pursuant to a purchase and sale agreement entered into on July 3, 2020, which was completed on November 1, 2020
Iroquois	Iroquois Gas Transmission System, L.P.
Liquefaction Facility	A natural gas export/liquefaction facility at the Cove Point LNG Facility
LNG	Liquefied natural gas
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NSPS	New Source Performance Standards
Predecessor	Dominion Energy as the predecessor for accounting purposes for the period of Dominion Energy’s ownership of DCP and DMLPHCII until the completion of the Dominion Energy Gas Restructuring
Q-Pipe Transaction	The proposed sale of Dominion Energy Questar Pipeline by Dominion Energy to BHE pursuant to a purchase and sale agreement entered into on October 5, 2020
SEC	U.S. Securities and Exchange Commission
Supply Header Project	A project previously intended for DETI to provide approximately 1,500,000 dekatherms of firm transportation service to various customers in connection with the Atlantic Coast Pipeline Project
VEBA	Voluntary Employees’ Beneficiary Association
VIE	Variable interest entity
VOC	Volatile organic compounds
White River Hub	White River Hub, LLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EASTERN ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(millions)
Operating Revenue(1)	$531	$502	$1,597	$1,598
Operating Expenses
Purchased gas(1)	14	3	22	12
Other energy-related purchases	—	1	1	2
Other operations and maintenance:
Affiliated suppliers	31	32	110	125
Other	105	134	341	427
Depreciation and amortization	95	92	282	274
Other taxes	40	40	117	118
Impairment of assets and other charges (benefits)	(19)	—	463	13
Gains on sales of assets	—	(2)	—	(2)
Total operating expenses	266	300	1,336	969
Income from continuing operations	265	202	261	629
Earnings from equity method investees	7	8	30	30
Other income(1)	22	46	117	131
Interest and related charges(1)	186	88	294	261
Income from continuing operations before income tax expense	108	168	114	529
Income tax expense (benefit)	(10)	38	(40)	104
Net income from continuing operations	118	130	154	425
Net income from discontinued operations	—	45	—	125
Net income including noncontrolling interests	118	175	154	550
Noncontrolling interests	32	24	97	90
Net Income Attributable to Eastern Energy	$86	$151	$57	$460

(1)	See Note 16 for amounts attributable to related parties.

The accompanying notes are an integral part of Eastern Energy’s Consolidated Financial Statements.

EASTERN ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(millions)
Net income including noncontrolling interests	$118	$175	$154	$550
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	12	(36)	(79)	(87)
Changes in unrecognized pension and other postretirement benefits(2)	(4)	(1)	(4)	28
Amounts reclassified to net income (loss):
Net derivative (gains) losses-hedging activities(3)	99	9	103	10
Net pension and other postretirement benefit costs(4)	—	1	3	4
Total other comprehensive income (loss)	107	(27)	23	(45)
Comprehensive income including noncontrolling interests	225	148	177	505
Comprehensive income attributable to noncontrolling interests	32	24	97	89
Comprehensive income attributable to Eastern Energy	$193	$124	$80	$416

(1)

Net of $(3) million and $13 million tax for the three months ended September 30, 2020 and 2019, respectively, and $28 million and $30 million tax for the nine months ended September 30, 2020 and 2019, respectively.

(2)

Net of $2 million and $— million tax for the three months ended September 30, 2020 and 2019, respectively, and $2 million and $(11) million tax for the nine months ended September 30, 2020 and 2019, respectively.

(3)

Net of $(34) million and $(3) million tax for the three months ended September 30, 2020 and 2019, respectively, and $(36) million and $(3) million tax for the nine months ended September 30, 2020 and 2019, respectively.

(4)

Net of $(1) million and $— million tax for the three months ended September 30, 2020 and 2019, respectively, and $(2) million and $(1) million tax for the nine months ended September 30, 2020 and 2019, respectively.

The accompanying notes are an integral part of Eastern Energy’s Consolidated Financial Statements.

EASTERN ENERGY GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2020	December 31, 2019(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$40	$27
Customer receivables (less allowance for doubtful accounts of $7 and $2)	155	173
Other receivables(2)	3	26
Affiliated receivables	152	362
Affiliated notes receivable	240	—
Inventories	128	122
Prepayments	90	73
Gas imbalances(2)	22	52
Other	26	23
Total current assets	856	858
Investments
Affiliated notes receivable	—	3,437
Investment in equity method affiliates	279	312
Total investments	279	3,749
Property, Plant and Equipment
Property, plant and equipment	14,999	15,166
Accumulated depreciation and amortization	(3,773)	(3,538)
Total property, plant and equipment, net	11,226	11,628
Deferred Charges and Other Assets
Goodwill	1,471	1,471
Other(2)	1,115	1,078
Total deferred charges and other assets	2,586	2,549
Total assets	$14,947	$18,784

(1)	Eastern Energy’s Consolidated Balance Sheet at December 31, 2019 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 16 for amounts attributable to related parties.

The accompanying notes are an integral part of Eastern Energy’s Consolidated Financial Statements.

EASTERN ENERGY GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2020	December 31, 2019(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$1,199	$700
Short-term debt	—	62
Accounts payable	81	59
Payables to affiliates	97	82
Affiliated current borrowings	7	260
Accrued interest, payroll and taxes	160	128
Derivative liabilities	186	33
Other(2)	159	128
Total current liabilities	1,889	1,452
Long-Term Debt
Long-term debt	4,337	4,821
Finance leases	4	5
Total long-term debt	4,341	4,826
Deferred Credits and Other Liabilities
Deferred income taxes	1,189	1,288
Other	978	989
Total deferred credits and other liabilities	2,167	2,277
Total liabilities	8,397	8,555
Commitments and Contingencies (see Note 14)
Equity
Membership interests	5,343	9,031
Accumulated other comprehensive loss	(164)	(187)
Total members' equity	5,179	8,844
Noncontrolling interests	1,371	1,385
Total equity	6,550	10,229
Total liabilities and equity	$14,947	$18,784

(1)	Eastern Energy’s Consolidated Balance Sheet at December 31, 2019 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 16 for amounts attributable to related parties.

The accompanying notes are an integral part of Eastern Energy’s Consolidated Financial Statements.

EASTERN ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

QUARTER-TO-DATE

	Predecessor Equity	Membership Interests	AOCI	Total Members' Equity	Noncontrolling Interests	Total
(millions)
June 30, 2019	$2,859	$4,729	$(186)	$7,402	$1,427	$8,829
Net income	59	92		151	24	175
Dividends and distributions	(189)			(189)	(51)	(240)
Other comprehensive loss, net of tax			(27)	(27)		(27)
Other	4			4		4
September 30, 2019	$2,733	$4,821	$(213)	$7,341	$1,400	$8,741

June 30, 2020	$—	$7,352	$(271)	$7,081	$1,375	$8,456
Net income		86		86	32	118
Dividends and distributions		(2,394)		(2,394)	(36)	(2,430)
Equity contributions from Dominion Energy Questar		299		299		299
Other comprehensive income, net of tax			107	107		107
September 30, 2020	$—	$5,343	$(164)	$5,179	$1,371	$6,550

YEAR-TO-DATE

	Predecessor Equity	Membership Interests	AOCI	Total Members' Equity	Noncontrolling Interests	Total
(millions)
December 31, 2018	$1,804	$4,566	$(169)	$6,201	$2,664	$8,865
Net income	205	255		460	90	550
Acquisition of public interest in Dominion Energy Midstream	1,181			1,181	(1,221)	(40)
Dividends and distributions	(457)			(457)	(132)	(589)
Other comprehensive loss, net of tax			(44)	(44)	(1)	(45)
September 30, 2019	$2,733	$4,821	$(213)	$7,341	$1,400	$8,741

December 31, 2019	$—	$9,031	$(187)	$8,844	$1,385	$10,229
Net income		57		57	97	154
Dividends and distributions		(4,044)		(4,044)	(111)	(4,155)
Equity contributions from Dominion Energy Questar		299		299		299
Other comprehensive income, net of tax			23	23		23
September 30, 2020	$—	$5,343	$(164)	$5,179	$1,371	$6,550

The accompanying notes are an integral part of Eastern Energy’s Consolidated Financial Statements.

EASTERN ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2020	2019
(millions)
Operating Activities
Net income including noncontrolling interests	$154	$550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	282	344
Deferred income taxes	(103)	40
Charge related to a voluntary retirement program	—	40
Impairment of assets and other charges	463	13
Gains on sales of assets	—	(7)
Other adjustments	30	67
Changes in:
Accounts receivable	41	107
Affiliated receivables and payables	225	(34)
Inventories	(6)	(51)
Prepayments	(17)	31
Accounts payable	12	(110)
Accrued interest, payroll and taxes	32	(45)
Customer deposits	4	(82)
Pension and other postretirement benefits	(46)	(105)
Other operating assets and liabilities	188	(34)
Net cash provided by operating activities	1,259	724
Investing Activities
Plant construction and other property additions	(258)	(537)
Repayment of loan by Dominion Energy to Cove Point	—	2,986
Repayment of loans by affiliates	3,422	—
Advances to affiliates, net of repayments	(225)	—
Other	(9)	(19)
Net cash provided by investing activities	2,930	2,430
Financing Activities
Issuance (repayment) of short-term debt, net	(62)	270
Issuance (repayment) of affiliated current borrowings, net	(253)	32
Repayment of long-term debt	—	(3,300)
Issuance of affiliated long-term debt	—	395
Repayment of credit facility borrowings	—	(73)
Equity contributions from Dominion Energy Questar	299	—
Dividends and distributions	(4,155)	(589)
Other	(1)	(1)
Net cash used in financing activities	(4,172)	(3,266)
Increase (decrease) in cash, restricted cash and equivalents	17	(112)
Cash, restricted cash and equivalents at beginning of period	39	198
Cash, restricted cash and equivalents at end of period	$56	$86
Supplemental Cash Flow Information
Significant noncash investing and financing activities:
Accrued capital expenditures	$44	$19
Financing leases	1	10

The accompanying notes are an integral part of Eastern Energy’s Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations

Eastern Energy is a holding company that conducts business activities through FERC-regulated interstate natural gas transmission pipeline and underground storage systems in the eastern region of the U.S., as well as the Cove Point LNG Facility and owns a 50% noncontrolling interest in Iroquois. Through October 31, 2020, Eastern Energy also conducted business activities through FERC-regulated interstate natural gas transmission pipeline and underground storage systems in the Rocky Mountain Region of the U.S. and owned a 50% noncontrolling interest in White River Hub. Beginning in September 2020, Eastern Energy manages its daily operations through one segment, which includes its gas transmission and storage operations. See Note 3 for information on the acquisition of Eastern Energy by BHE and the Dominion Energy Gas Restructuring.

Note 2. Significant Accounting Policies

As permitted by the rules and regulations of the SEC, Eastern Energy’s accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in Eastern Energy’s Annual Report on Form 10-K for the year ended December 31, 2019.

In Eastern Energy’s opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly its financial position at September 30, 2020, its results of operations and changes in equity for the three and nine months ended September 30, 2020 and 2019 and its cash flows for the nine months ended September 30, 2020 and 2019. Such adjustments are normal and recurring in nature unless otherwise noted.

Eastern Energy makes certain estimates and assumptions in preparing its Consolidated Financial Statements in accordance with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from those estimates.

Eastern Energy’s accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, its accounts, those of its respective majority-owned subsidiaries and non-wholly-owned entities in which it has a controlling financial interest. Brookfield’s 25% interest in Cove Point (effective December 2019) and the public’s ownership interest in Dominion Energy Midstream (through January 2019) are reflected as noncontrolling interest in Eastern Energy’s Consolidated Financial Statements.

The results of operations for interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, other energy-related purchases, purchased gas expenses and other factors.

Certain amounts in Eastern Energy’s 2019 Consolidated Financial Statements and Notes have been reclassified to conform to the 2020 presentation for comparative purposes; however, such reclassifications did not affect net income, total assets, liabilities, equity or cash flows.

There have been no significant changes from Note 2 to the Consolidated Financial Statements in Eastern Energy’s Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of the items described below.

Cash, Restricted Cash and Equivalents

The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within Eastern Energy’s Consolidated Balance Sheets to the corresponding amounts reported within the Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019:

	Cash, Restricted Cash and Equivalents at End of Period		Cash, Restricted Cash and Equivalents at Beginning of Period
	September 30, 2020	September 30, 2019	December 31, 2019	December 31, 2018
(millions)
Cash and cash equivalents(1)	$40	$74	$27	$108
Restricted cash and equivalents(2)	16	12	12	90
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$56	$86	$39	$198

(1)	At September 30, 2019 and December 31, 2018, $10 million and $9 million of cash and cash equivalents were included in current assets of discontinued operations, respectively.

(2)   Restricted cash and equivalent balances are presented within other current assets in the Consolidated Balance Sheets.

Property, Plant and Equipment

In December 2014, DETI entered into a precedent agreement with Atlantic Coast Pipeline for the Supply Header Project. As a result of the cancellation of the Atlantic Coast Pipeline Project, in the second quarter of 2020 Eastern Energy recorded a charge of $482 million ($359 million after-tax) in impairment of assets and other charges (benefits) in its Consolidated Statements of Income associated with the probable abandonment of a significant portion of the project as well as the establishment of a $75 million ARO. In the third quarter of 2020, Eastern Energy recorded an additional charge of $10 million ($7 million after-tax) associated with the probable abandonment of a significant portion of the project and a $29 million ($20 million after-tax) benefit from a revision to the previously established ARO, both of which were recorded in impairment of assets and other charges (benefits) in Eastern Energy’s Consolidated Statements of Income. As DETI evaluates its future use, approximately $40 million remains within property, plant and equipment for a potential modified project.

Goodwill

Eastern Energy has evaluated goodwill annually as of April 1 and whenever an event occurs or circumstances change in the interim that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Eastern Energy evaluated goodwill on April 1, 2020 and intends to evaluate goodwill annually on October 31, effective October 31, 2020, to align with BHE’s policy.

Note 3. Acquisitions and Dispositions

Acquisition of Eastern Energy by BHE

In July 2020, Dominion Energy entered into an agreement to sell substantially all of its gas transmission and storage operations, including Eastern Energy, to BHE. Approval of the transaction under the Hart-Scott Rodino Act was not obtained within 75 days and Dominion Energy and BHE mutually agreed to a dual-phase closing consisting of two separate disposal groups identified as the GT&S Transaction and the Q-Pipe Transaction. A separate agreement was entered into between Dominion Energy and BHE in October 2020 for the Q-Pipe Transaction, which is currently anticipated to close in early 2021, contingent on clearance or approval under the Hart-Scott-Rodino Act, and other customary closing and regulatory conditions. In November 2020, Eastern Energy finalized a restructuring whereby Eastern Energy disposed of Dominion Energy Questar Pipeline and a 50% noncontrolling interest in Cove Point to Dominion Energy. This restructuring was accounted for by Eastern Energy as a reorganization of entities under common control and the disposition was reflected as an equity transaction. The disposition was not reported as a discontinued operation as the disposal did not represent a strategic shift in the way management had intended to run the business.

In November 2020, the GT&S Transaction was completed and Eastern Energy, with the exception of Dominion Energy Questar Pipeline as discussed above, became an indirect wholly-owned subsidiary of BHE. Dominion Energy retained a 50% noncontrolling interest in Cove Point as well as the assets and obligations of the pension and other postretirement employee benefit plans associated with the operations sold and relating to services provided before closing. See Notes 5 and 8 for more information on the GT&S Transaction.

Based on the recorded balances at September 30, 2020, Eastern Energy expects to record a distribution of net assets of approximately $700 million, including goodwill of approximately $185 million, for the distribution of Dominion Energy Questar Pipeline to Dominion Energy and a distribution of net assets of approximately $900 million related to the pension and other postretirement employee benefit plans retained by Dominion Energy. Additionally, Eastern Energy expects to record an approximately $2.7 billion increase in noncontrolling interests for Dominion Energy’s retained 50% noncontrolling interest in Cove Point. These equity transactions will be recorded in the Consolidated Balance Sheets in the fourth quarter of 2020.

Dominion Energy Gas Restructuring

The Dominion Energy Gas Restructuring was considered to be a reorganization of entities under common control. As a result, Eastern Energy’s basis in DCP and DMLPHCII, which included the general partner of Dominion Energy Midstream, a controlling 75% interest in Cove Point, DECG, Dominion Energy Questar Pipeline, a 50% noncontrolling interest in White River Hub and a 25.93% noncontrolling interest in Iroquois, is equal to Dominion Energy’s cost basis in the assets and liabilities of such entities since the applicable inception dates of common control. In November 2019, following completion of the Dominion Energy Gas Restructuring, DCP and DMLPHCII are wholly-owned subsidiaries of Eastern Energy and therefore are consolidated by Eastern Energy. The accompanying Consolidated Financial Statements and Notes of Eastern Energy have been retrospectively adjusted to include the historical results and financial position of DCP and DMLPHCII. The 25% interest in Cove Point retained by Dominion Energy, and subsequently sold to Brookfield in December 2019, and the non-Dominion Energy held interest in Dominion Energy Midstream (through January 2019) are reflected as noncontrolling interest.

The Dominion Energy Gas Restructuring includes the disposition of East Ohio and DGP by Eastern Energy in November 2019. This restructuring represented a strategic shift in the operations of Eastern Energy as Eastern Energy’s operations consist of LNG import/export and storage and regulated gas transmission and storage operations. As a result, the accompanying Consolidated Financial Statements and Notes of Eastern Energy have been retrospectively adjusted to include the historical results and financial position of East Ohio and DGP as discontinued operations until November 2019. As the Dominion Energy Gas Restructuring is considered to be a reorganization of entities under common control, Eastern Energy has reflected the disposition as an equity transaction. The following table represents selected information regarding the results of operations of East Ohio, which are reported as discontinued operations in Eastern Energy’s Consolidated Statements of Income:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
(millions)
Operating revenue	$155	$538
Depreciation and amortization	23	66
Other operating expenses	90	364
Other income	20	55
Interest and related charges	11	30
Income tax expense	8	25
Net income from discontinued operations	$43	$108

Capital expenditures and significant noncash items relating to East Ohio included the following:

Nine Months Ended September 30, 2019
(millions)
Capital expenditures	$267
Significant noncash items
Charge related to a voluntary retirement program	20
Accrued capital expenditures	10

The following table represents selected information regarding the results of operations of DGP, which are reported as discontinued operations in Eastern Energy’s Consolidated Statements of Income:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
(millions)
Operating revenue	$31	$110
Depreciation and amortization	1	4
Other operating expenses	27	83
Income tax expense	1	6
Net income from discontinued operations	$2	$17

Capital expenditures and significant noncash items of DGP included the following:

Nine Months Ended September 30, 2019
(millions)
Capital expenditures	$10

Note 4. Operating Revenue

Eastern Energy’s operating revenue consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(millions)
Regulated gas transportation and storage(1)	$311	$306	$957	$952
Nonregulated gas transportation and storage	175	153	525	501
Management service revenue(1)	16	37	76	126
Regulated gas sales - wholesale	25	—	27	2
Nonregulated gas sales(1)	1	1	2	4
Other regulated revenues(2)	1	3	4	8
Other nonregulated revenues(1)(2)	1	1	3	2
Total operating revenue from contracts with customers	530	501	1,594	1,595
Other revenues(1)	1	1	3	3
Total operating revenue	$531	$502	$1,597	$1,598

(1)   See Note 16 for amounts attributable to related parties and affiliates.

(2)

Amounts above include sales which are considered to be goods transferred at a point in time. Such amounts included $1 million for both the three months ended September 30, 2020 and 2019, and $2 million and $4 million for the nine months ended September 30, 2020 and 2019, respectively, primarily consisting of natural gas liquid sales.

The table below discloses the aggregate amount of the transaction price allocated to fixed-price performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period and when Eastern Energy expects to recognize this revenue. These revenues relate to contracts containing fixed prices where Eastern Energy will earn the associated revenue over time as its stands ready to perform services provided. This disclosure does not include revenue related to performance obligations that are part of a contract with original durations of one year or less. In addition, this disclosure does not include expected consideration related to performance obligations for which Eastern Energy elects to recognize revenue in the amount it has a right to invoice.

Revenue expected to be recognized on multi-year contracts in place at September 30, 2020	2020	2021	2022	2023	2024	Thereafter	Total
(millions)
	$468	$1,790	$1,669	$1,476	$1,304	$13,412	$20,119

Contract assets represent an entity’s right to consideration in exchange for goods and services that the entity has transferred to a customer. Eastern Energy’s contract asset balances were $32 million and $40 million at September 30, 2020 and December 31, 2019, respectively.  Eastern Energy’s contract assets are recorded in other deferred charges and other assets in the Consolidated Balance Sheets. Contract liabilities represent an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration, or the amount that is due, from the customer. At both September 30, 2020 and December 31, 2019, Eastern Energy’s contract liability balances were $20 million. Eastern Energy’s contract liabilities are recorded in other current liabilities and other deferred credits and other liabilities in the Consolidated Balance Sheets.

Eastern Energy recognizes revenue as it fulfills its obligations to provide service to its customers. During the nine months ended September 30, 2020 and 2019, Eastern Energy recognized $1 million and $30 million, respectively, from the beginning contract liability balance.

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to Eastern Energy’s effective income tax rate as follows:

Nine Months Ended September 30,	2020	2019
U.S. statutory rate	21.0%	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	(10.4)	3.6
Reversal of excess deferred income taxes	(4.4)	(0.9)
Write-off of regulatory assets	8.2	—
Changes in tax status	(20.9)	—
AFUDC - equity	(1.7)	(0.5)
Absence of tax on noncontrolling interest	(17.9)	(3.7)
Other, net	(8.9)	0.2
Effective tax rate	(35.0)%	19.7%

For Eastern Energy’s rate-regulated subsidiaries, deferred taxes will reverse at the weighted average rate used to originate the deferred tax liability, which in some cases will be 35%. Eastern Energy’s rate regulated subsidiaries have recorded an estimate of excess deferred income tax amortization in 2020. The reversal of these excess deferred income taxes will impact the effective tax rate and rates charged to customers. See Note 13 to the Consolidated Financial Statements in Eastern Energy’s Annual Report on Form 10-K for the year ended December 31, 2019 for more information.

For the nine months ended September 30, 2020, Eastern Energy’s effective tax rate is primarily a function of the nominal year-to-date pre-tax income driven by charges associated with the Supply Header Project as discussed in Note 2. In addition, the effective tax rate reflects an income tax benefit of $24 million associated with finalizing the effects of changes in tax status of certain subsidiaries in connection with the Dominion Energy Gas Restructuring.

In March 2020, the CARES Act was enacted which includes several significant business tax provisions that modify or temporarily suspend certain provisions of the 2017 Tax Reform Act. The CARES Act provisions are intended to improve cash flow and liquidity by, among other things, providing a temporary five-year carryback for certain net operating losses, accelerating the refund of previously generated corporate alternative minimum tax credits and temporarily loosening the business interest limitation to 50% of adjusted taxable income for certain businesses. While Eastern Energy intends to utilize the income tax provisions of the CARES Act where applicable, they are not expected to provide a material benefit.

In July 2020, the U.S. Department of Treasury issued final regulations providing guidance about the limitation on the deduction for business interest expenses and issued proposed regulations on the application of these rules to certain pass-through entities and partners in those entities under the 2017 Tax Reform Act as modified by the CARES Act. Eastern Energy is currently assessing the impact of these regulations, but expects interest expense to be deductible in 2020.

As of September 30, 2020, there have been no material changes in unrecognized tax benefits. Dominion Energy will retain Eastern Energy’s existing unrecognized tax benefits in connection with the GT&S Transaction. See Note 5 to the Consolidated Financial Statements in Eastern Energy’s Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion of these unrecognized tax benefits.

Note 6. Accumulated Other Comprehensive Income

The following table presents Eastern Energy’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrecognized pension costs	Total
(millions)
Three Months Ended September 30, 2020
Beginning balance	$(168)	$(103)	$(271)
Other comprehensive income before reclassifications: gains (losses)	12	(4)	8
Amounts reclassified from AOCI: (gains) losses(1)	99	—	99
Net current period other comprehensive income (loss)	111	(4)	107
Ending balance	$(57)	$(107)	$(164)
Three Months Ended September 30, 2019
Beginning balance	$(74)	$(112)	$(186)
Other comprehensive income before reclassifications: gains (losses)	(36)	(1)	(37)
Amounts reclassified from AOCI: (gains) losses(1)	9	1	10
Net current period other comprehensive income (loss)	(27)	—	(27)
Ending balance	$(101)	$(112)	$(213)
Nine Months Ended September 30, 2020
Beginning balance	$(81)	$(106)	$(187)
Other comprehensive income before reclassifications: gains (losses)	(79)	(4)	(83)
Amounts reclassified from AOCI: (gains) losses(1)	103	3	106
Net current period other comprehensive income (loss)	24	(1)	23
Ending balance	$(57)	$(107)	$(164)
Nine Months Ended September 30, 2019
Beginning balance	$(25)	$(144)	$(169)
Other comprehensive income before reclassifications: gains (losses)	(87)	28	(59)
Amounts reclassified from AOCI: (gains) losses(1)	10	4	14
Net current period other comprehensive income (loss)	(77)	32	(45)
Less other comprehensive income (loss) attributable to noncontrolling interest	(1)	—	(1)
Ending balance	$(101)	$(112)	$(213)

(1)	See table below for details about these reclassifications.

The following table presents Eastern Energy’s reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended September 30, 2020
Deferred (gains) and losses on derivatives-hedging activities:
Interest rate contracts	$145	Interest and related charges
Foreign currency contracts	(12)	Other income
Total	133
Tax	(34)	Income tax expense (benefit)
Total, net of tax	$99
Unrecognized pension and other postretirement benefit costs:
Actuarial losses	$1	Other income
Total	1
Tax	(1)	Income tax expense (benefit)
Total, net of tax	$—
Three Months Ended September 30, 2019
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(2)	Net income from discontinued operations
Interest rate contracts	2	Interest and related charges
Foreign currency contracts	12	Other income
Total	12
Tax	(3)	Income tax expense (benefit)
Total, net of tax	$9
Unrecognized pension and other postretirement benefit costs:
Actuarial losses	$1	Other income
Total	1
Tax	—	Income tax expense (benefit)
Total, net of tax	$1
Nine Months Ended September 30, 2020
Deferred (gains) and losses on derivatives-hedging activities:
Interest rate contracts	$151	Interest and related charges
Foreign currency contracts	(12)	Other income
Total	139
Tax	(36)	Income tax expense (benefit)
Total, net of tax	$103
Unrecognized pension and other postretirement benefit costs:
Actuarial losses	$5	Other income
Total	5
Tax	(2)	Income tax expense (benefit)
Total, net of tax	$3
Nine Months Ended September 30, 2019
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(4)	Net income from discontinued operations
Interest rate contracts	3	Interest and related charges
Foreign currency contracts	14	Other income
Total	13
Tax	(3)	Income tax expense (benefit)
Total, net of tax	$10
Unrecognized pension and other postretirement benefit costs:
Actuarial losses	$5	Other income
Total	5
Tax	(1)	Income tax expense (benefit)
Total, net of tax	$4

Note 7. Fair Value Measurements

Eastern Energy’s fair value measurements are made in accordance with the policies discussed in Note 6 to the Consolidated Financial Statements in Eastern Energy’s Annual Report on Form 10-K for the year ended December 31, 2019. See Note 8 in this report for further information about Eastern Energy’s derivatives and hedge accounting activities. All of Eastern Energy’s derivatives are considered Level 2 in the fair value hierarchy.

Fair Value of Financial Instruments

Substantially all of Eastern Energy’s financial instruments are recorded at fair value, with the exception of the instruments described below, which are reported at historical cost. Estimated fair values have been determined using available market information and valuation methodologies considered appropriate by management. The carrying amount of cash, restricted cash and equivalents, customer and other receivables, affiliated receivables, short-term debt, affiliated current borrowings, payables to affiliates and accounts payable are representative of fair value because of the short-term nature of these instruments. For Eastern Energy’s financial instruments that are not recorded at fair value, the carrying amounts and estimated fair values are as follows:

	September 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Long-term debt(2)	$5,536	$6,042	$5,520	$5,738

(1)

Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issuances with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.

(2)

Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs, discount or premium and foreign currency remeasurement adjustments.

Note 8. Derivatives and Hedge Accounting Activities

Eastern Energy’s accounting policies, objectives and strategies for using derivative instruments are discussed in Note 2 to the Consolidated Financial Statements in Eastern Energy’s Annual Report on Form 10-K for the year ended December 31, 2019. See Note 7 in this report for further information about fair value measurements and associated valuation methods for derivatives.

Derivative assets and liabilities are presented gross on the Consolidated Balance Sheets. Eastern Energy’s derivative contracts include over-the-counter transactions. Over-the-counter contracts are bilateral contracts that are transacted directly with a third party. Certain over-the-counter contracts contain contractual rights of setoff through master netting arrangements and contract default provisions.

Over-the-counter transactions can be subject to collateral requirements. Types of collateral for over-the-counter contracts could include cash, letters of credit, and in some cases other forms of security, none of which are subject to restrictions. Cash collateral is used in the table below to offset derivative assets and liabilities.  Certain accounts receivable and accounts payable recognized on the Consolidated Balance Sheets, as well as letters of credit and other forms of security, all of which are not included in the tables below, are subject to offset under master netting or similar arrangements and would reduce the net exposure. See Note 15 for further information regarding credit-related contingent features for derivative instruments.

Balance Sheet Presentation

The tables below present Eastern Energy’s derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	September 30, 2020				December 31, 2019
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Foreign currency contracts:
Over-the-counter	$6	$6	$—	$—	$8	$8	$—	$—
Total derivatives, subject to a master netting or similar arrangement	$6	$6	$—	$—	$8	$8	$—	$—

	September 30, 2020				December 31, 2019
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$182	$2	$—	$180	$83	$5	$—	$78
Foreign currency contracts:
Over-the-counter	4	4	—	—	3	3	—	—
Total derivatives, subject to a master netting or similar arrangement	$186	$6	$—	$180	$86	$8	$—	$78

Volumes

The following table presents the volume of Eastern Energy’s derivative activity at September 30, 2020.

	Current	Noncurrent
Interest rate(1)	$1,300,000,000	$—
Foreign currency(1)	€-	€250,000,000

(1)	Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to losses on cash flow hedges included in AOCI in Eastern Energy’s Consolidated Balance Sheet at September 30, 2020:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(49)	$(9)	291 months
Foreign currency	(8)	(3)	69 months
Total	$(57)	$(12)

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., interest payments) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in interest rates and foreign currency exchange rates.

In July 2020, Eastern Energy recorded a loss of $141 million ($105 million after-tax) in interest and related charges in the Consolidated Statements of Income, for cash flow hedges of debt-related items that are probable of not occurring as a result of the GT&S Transaction. The derivatives related to these hedges were settled in October 2020 for a cash payment of $165 million.

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of Eastern Energy’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value- Derivatives Under Hedge Accounting	Fair Value-Derivatives Not Under Hedge Accounting	Total Fair Value
(millions)
September 30, 2020
ASSETS
Noncurrent Assets
Foreign currency	$6	$—	$6
Total noncurrent derivative assets(1)	6	—	6
Total derivative assets	$6	$—	$6
LIABILITIES
Current Liabilities
Interest rate	$—	$182	$182
Foreign currency	4	—	4
Total current derivative liabilities	4	182	186
Total derivative liabilities	$4	$182	$186
December 31, 2019
ASSETS
Noncurrent Assets
Foreign currency	$8	$—	$8
Total noncurrent derivative assets(1)	8	—	8
Total derivative assets	$8	$—	$8
LIABILITIES
Current Liabilities
Interest rate	$30	$—	$30
Foreign currency	3	—	3
Total current derivative liabilities	33	—	33
Noncurrent Liabilities
Interest rate	53	—	53
Total noncurrent derivative liabilities(2)	53	—	53
Total derivative liabilities	$86	$—	$86

(1)	Noncurrent derivatives assets are presented in other deferred charges and other assets in Eastern Energy’s Consolidated Balance Sheets.
(2)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Eastern Energy’s Consolidated Balance Sheets.

The following table presents the gains and losses on Eastern Energy’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified From AOCI to Income
(millions)
Three Months Ended September 30, 2020
Derivative type and location of gains (losses):
Interest rate(2)	$1	$(145)
Foreign currency(3)	14	12
Total	$15	$(133)
Three Months Ended September 30, 2019
Derivative type and location of gains (losses):
Commodity:
Net income from discontinued operations		$2
Total commodity	$1	$2
Interest rate(2)	(36)	(2)
Foreign currency(3)	(14)	(12)
Total	$(49)	$(12)
Nine Months Ended September 30, 2020
Derivative type and location of gains (losses):
Interest rate(2)	$(104)	$(151)
Foreign currency(3)	(3)	12
Total	$(107)	$(139)
Nine Months Ended September 30, 2019
Derivative type and location of gains (losses):
Commodity:
Net income from discontinued operations		$4
Total commodity	$3	$4
Interest rate(2)	(96)	(3)
Foreign currency(3)	(24)	(14)
Total	$(117)	$(13)

(1)	Amounts deferred into AOCI have no associated effect in Eastern Energy’s Consolidated Statements of Income.
(2)	Amounts recorded in Eastern Energy’s Consolidated Statements of Income are classified in interest and related charges.
(3)	Amounts recorded in Eastern Energy’s Consolidated Statements of Income are classified in other income.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
(millions)
Derivative type and location of gains (losses):
Interest rate(1)	$5	$—	$(3)	$—
Total	$5	$—	$(3)	$—

(1)	Amounts recorded in Eastern Energy’s Consolidated Statements of Income are classified in interest and related charges.

Note 9. Equity Method Investments

Iroquois and White River Hub

Eastern Energy’s equity earnings totaled $30 million for both the nine months ended September 30, 2020 and 2019. Eastern Energy recorded contributions of $4 million for the nine months ended September 30, 2019. Eastern Energy received distributions of $63 million and $60 million for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020 and December 31, 2019, the carrying amount of Eastern Energy’s investment of $279 million and $312 million, respectively, exceeded its share of underlying equity in net assets by $146 million. The difference reflects equity method goodwill and is not being amortized.

Note 10. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	September 30, 2020	December 31, 2019
(millions)
Regulatory assets:
Unrecovered gas costs(1)	$2	$2
Other	6	6
Regulatory assets-current(2)	8	8
Interest rate hedges(3)	31	32
Other	8	8
Regulatory assets-noncurrent(4)	39	40
Total regulatory assets	$47	$48
Regulatory liabilities:
Provision for future cost of removal and AROs(5)	$18	$18
Overrecovered gas costs(1)	5	8
Other	15	15
Regulatory liabilities-current(6)	38	41
Income taxes refundable through future rates(7)	563	560
Provision for future cost of removal and AROs(5)	90	95
Overrecovered other postretirement benefit costs(8)	160	133
Other	10	12
Regulatory liabilities-noncurrent(9)	823	800
Total regulatory liabilities	$861	$841

(1)	Reflects unrecovered or overrecovered gas costs at regulated gas operations, which are recovered or refunded through filings with FERC.
(2)	Current regulatory assets are presented in other current assets in Eastern Energy’s Consolidated Balance Sheets.
(3)

Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted average useful life of approximately 21 years as of September 30, 2020.

(4)	Noncurrent regulatory assets are presented in other deferred charges and other assets in Eastern Energy’s Consolidated Balance Sheets.
(5)	Rates charged to customers by Eastern Energy’s regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(6)	Current regulatory liabilities are presented in other current liabilities in Eastern Energy’s Consolidated Balance Sheets.
(7)

Amounts recorded to pass the effect of reduced income taxes from the 2017 Tax Reform Act to customers in future periods, which will reverse at the weighted average tax rate that was used to build the reserves over the remaining book life of the property, net of amounts to be recovered through future rates to pay income taxes that become payable when rate revenue is provided to recover AFUDC equity.

(8)	Reflects a regulatory liability for the collection of postretirement benefit costs allowed in rates in excess of expense incurred.
(9)	Noncurrent regulatory liabilities are presented in other deferred credits and other liabilities in Eastern Energy’s Consolidated Balance Sheets.

At September 30, 2020, Eastern Energy’s regulatory assets include $45 million, on which it does not expect to earn a return during the applicable recovery period. With the exception of certain items discussed above, the majority of these expenditures are expected to be recovered within the next two years.

Note 11. Regulatory Matters

Regulatory Matters Involving Potential Loss Contingencies

As a result of issues generated in the ordinary course of business, Eastern Energy is involved in various regulatory matters. Certain regulatory matters may ultimately result in a loss; however, as such matters are in an initial procedural phase, involve uncertainty as to the outcome of pending reviews or orders, and/or involve significant factual issues that need to be resolved, it is not possible for Eastern Energy to estimate a range of possible loss. For regulatory matters that Eastern Energy cannot estimate, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the regulatory process such that Eastern Energy is able to estimate a range of possible loss. For regulatory matters that Eastern Energy is able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. Any estimated range is based on currently available information, involves elements of judgment and significant uncertainties and may not represent Eastern Energy’s maximum possible loss exposure. The circumstances of such regulatory matters will change from time to time and actual results may vary significantly from the current estimate. For current matters not specifically reported below, management does not anticipate that the outcome from such matters would have a material effect on Eastern Energy’s financial position, liquidity or results of operations.

DETI

In July 2017, FERC audit staff communicated to DETI that it had substantially completed an audit of DETI’s compliance with the accounting and reporting requirements of FERC’s Uniform System of Accounts and provided a description of matters and preliminary recommendations. In November 2017, the FERC audit staff issued its audit report which could have the potential to result in adjustments which could be material to Eastern Energy’s results of operations. In December 2017, DETI provided its response to the audit report. DETI reached resolution of certain matters with FERC in the fourth quarter of 2018. Pending final resolution of the audit process and a determination by FERC, management is unable to estimate the potential impact of the remaining finding and no amounts have been recognized.

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 13 to the Consolidated Financial Statements in Eastern Energy’s Annual Report on Form 10-K for the year ended December 31, 2019.

Cove Point

In January 2020, pursuant to the terms of a previous settlement, Cove Point filed a general rate case for its FERC-jurisdictional services, with proposed rates to be effective March 1, 2020. Cove Point proposed an annual cost-of-service of approximately $182 million. In February 2020, FERC approved suspending the changes in rates for five months following the proposed effective date, until August 1, 2020, subject to refund.

In February 2020, Cove Point submitted its annual electric power cost adjustment to FERC requesting approval to recover $28 million. FERC approved the adjustment in March 2020.

DETI

In December 2019, DETI filed an application to request FERC authorization to construct, operate and maintain the Tri-West project to provide 120,000 dekatherms per day of firm transportation service from Pennsylvania to Ohio for delivery to Tennessee Gas Pipeline Company, L.L.C. The application was automatically approved after a 60-day waiting period from the date of filing and the project commenced commercial operations in August 2020 at a cost of $17 million.

In September 2020, DETI submitted its annual transportation cost rate adjustment to FERC requesting approval to recover $37 million. Also in September 2020, DETI submitted its annual electric power cost adjustment to FERC requesting approval to recover $8 million. In October 2020, FERC approved these adjustments.

In January 2018, DETI filed an application to request FERC authorization to construct and operate certain facilities located in Ohio and Pennsylvania for the Sweden Valley project. In June 2019, DETI withdrew its application for the project due to certain regulatory delays. As a result of the project abandonment, during the second quarter of 2019, DETI recorded a charge of $13 million ($10 million after-tax), included in impairment of assets and other charges (benefits) in Eastern Energy’s Consolidated Statements of Income.

Note 12. Variable Interest Entities

There have been no significant changes regarding the entities Eastern Energy considers VIEs as described in Note 16 to the Consolidated Financial Statements in Eastern Energy’s Annual Report on Form 10-K for the year ended December 31, 2019.

Eastern Energy purchased shared services from DECGS and DEQPS of $3 million and $7 million for the three months ended September 30, 2020, $4 million and $8 million for the three months ended September 30, 2019, $10 million and $21 million for the nine months ended September 30, 2020, and $13 million and $28 million for the nine months ended September 30, 2019, respectively. Eastern Energy’s Consolidated Balance Sheets included amounts due to both DECGS and DEQPS of $29 million and $15 million at September 30, 2020 and December 31, 2019, respectively, recorded in payable to affiliates.

Eastern Energy purchased shared services from DES, an affiliated VIE, of $22 million and $25 million for the three months ended September 30, 2020 and 2019, respectively, and $80 million and $92 million for the nine months ended September 30, 2020 and 2019, respectively. Eastern Energy’s Consolidated Balance Sheets include amounts due to DES of $61 million and $27 million at September 30, 2020 and December 31, 2019, respectively, recorded in payables to affiliates.

Note 13. Significant Financing Transactions

Credit Facilities and Short-term Debt

Eastern Energy uses short-term debt to fund working capital requirements and as a bridge to long-term debt financings. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations.

Eastern Energy’s short-term financing was supported through its access as co-borrower to the joint revolving credit facility. At September 30, 2020, a maximum of $1.5 billion of the facility was available to Eastern Energy and the sub-limit was $750 million. At September 30, 2020, Eastern Energy did not have any commercial paper or letters of credit outstanding under the joint credit facility. This credit facility was used for working capital, as support for the combined commercial paper programs of the borrowers under the credit facility and for other general corporate purposes. In October 2020, Dominion Energy amended its joint revolving credit facility to remove Eastern Energy as a co-borrower. After the acquisition of Eastern Energy by BHE, short-term liquidity needs may be satisfied through short-term intercompany borrowings from BHE. In November 2020, Eastern Energy entered into a $400 million intercompany revolving credit agreement with BHE GT&S, LLC, an indirect wholly-owned subsidiary of BHE, expiring November 2021 with a recurring one-year extension option. The credit facility has a variable interest rate based on London Interbank Offered Rate plus a fixed spread.

Noncontrolling Interest in Dominion Energy Midstream

In January 2019, Dominion Energy and Dominion Energy Midstream closed on an agreement and plan of merger pursuant to which Dominion Energy acquired each outstanding common unit representing limited partner interests in Dominion Energy Midstream not already owned by Dominion Energy through the issuance of 22.5 million shares of common stock valued at $1.6 billion. Under the terms of the agreement and plan of merger, each publicly held outstanding common unit representing limited partner interests in Dominion Energy Midstream was converted into the right to receive 0.2492 shares of Dominion Energy common stock. Immediately prior to the closing, each Series A Preferred Unit representing limited partner interests in Dominion Energy Midstream was converted into common units representing limited partner interests in Dominion Energy Midstream in accordance with the terms of Dominion Energy Midstream’s partnership agreement. The merger was accounted for by Dominion Energy following the guidance for a change in a parent company’s ownership interest in a consolidated subsidiary. Because Dominion Energy controls Dominion Energy Midstream both before and after the merger, the changes in Dominion Energy’s ownership interest in Dominion Energy Midstream were accounted for as an equity transaction and no gain or loss was recognized. In connection with the merger, Dominion Energy recognized $40 million of income taxes in equity primarily attributable to establishing additional regulatory liabilities related to excess deferred income taxes and changes in state income taxes.

Subsequent to this activity, as a result of the Dominion Energy Gas Restructuring, Eastern Energy is considered to have acquired all of the outstanding partnership interests of Dominion Energy Midstream and Dominion Energy Midstream became a wholly-owned subsidiary of Eastern Energy.

Note 14. Commitments and Contingencies

As a result of issues generated in the ordinary course of business, Eastern Energy is involved in legal proceedings before various courts and are periodically subject to governmental examinations (including by regulatory authorities), inquiries and investigations. Certain legal proceedings and governmental examinations involve demands for unspecified amounts of damages, are in an initial procedural phase, involve uncertainty as to the outcome of pending appeals or motions, or involve significant factual issues that need to be resolved, such that it is not possible for Eastern Energy to estimate a range of possible loss. For such matters that Eastern Energy cannot estimate, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the litigation or investigative processes such that Eastern Energy is able to estimate a range of possible loss. For legal proceedings and governmental examinations that Eastern Energy is able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. Any accrued liability is recorded on a gross basis with a receivable also recorded for any probable insurance recoveries. Estimated ranges of loss are inclusive of legal fees and net of any anticipated insurance recoveries. Any estimated range is based on currently available information and involves elements of judgment and significant uncertainties. Any estimated range of possible loss may not represent Eastern Energy’s maximum possible loss exposure. The circumstances of such legal proceedings and governmental examinations will change from time to time and actual results may vary significantly from the current estimate. For current proceedings not specifically reported below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on Eastern Energy’s financial position, liquidity or results of operations.

Environmental Matters

Eastern Energy is subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations.

Air

CAA

The CAA, as amended, is a comprehensive program utilizing a broad range of regulatory tools to protect and preserve the nation's air quality. At a minimum, states are required to establish regulatory programs to address all requirements of the CAA. However, states may choose to develop regulatory programs that are more restrictive. Many of Eastern Energy’s facilities are subject to the CAA’s permitting and other requirements.

Ozone Standards

The EPA published final non-attainment designations for the October 2015 ozone standard in June 2018. States have until August 2021 to develop plans to address the new standard. Until the states have developed implementation plans for the standard, Eastern Energy is unable to predict whether or to what extent the new rules will ultimately require additional controls. The expenditures required to implement additional controls could have a material impact on Eastern Energy’s results of operations and cash flows.

Oil and Gas NSPS

In August 2012, the EPA issued an NSPS impacting new and modified facilities in the natural gas production and gathering sectors and made revisions to the NSPS for natural gas processing and transmission facilities. These rules establish equipment performance specifications and emissions standards for control of VOC emissions for natural gas production wells, tanks, pneumatic controllers and compressors in the upstream sector. In June 2016, the EPA issued another NSPS regulation, for the oil and natural gas sector, to regulate methane and VOC emissions from new and modified facilities in transmission and storage, gathering and boosting, production and processing facilities. All projects which commenced construction after September 2015 are required to comply with this regulation. In October 2018, the EPA published a proposed rule reconsidering and amending portions of the 2016 rule, including but not limited to, the fugitive emissions requirements at well sites and compressor stations. The amended portions of the 2016 rule were effective immediately upon publication. In August 2020, the EPA issued two final amendments related to the reconsideration of the NSPS for the oil and natural gas sector applicable to VOC and methane emissions. Together, the two amendments have the effect of rescinding the methane portion of the NSPS for all segments of the oil and natural gas sector, rescinding all NSPS for the transmission and storage segment and modifying some of the NSPS VOC requirements for facilities in the production and processing segments. The two amendments have been challenged in the U.S. Court of Appeals for the D.C. Circuit but remain in effect pending the outcome of the litigation. Eastern Energy is still evaluating whether potential impacts on results of operations, financial condition and/or cash flows related to this matter will be material.

Carbon Regulations

In August 2016, the EPA issued a draft rule proposing to reaffirm that a source’s obligation to obtain a prevention of significant deterioration or Title V permit for GHGs is triggered only if such permitting requirements are first triggered by non-GHG, or conventional, pollutants that are regulated by the New Source Review program, and to set a significant emissions rate at 75,000 tons per year of carbon dioxide equivalent emissions under which a source would not be required to apply best available control technology for its GHG emissions. Until the EPA ultimately takes final action on this rulemaking, Eastern Energy cannot predict the impact to its results of operations, financial condition and/or cash flows.

Water

The CWA, as amended, is a comprehensive program requiring a broad range of regulatory tools including a permit program to authorize and regulate discharges to surface waters with strong enforcement mechanisms.  At a minimum, states are required to establish regulatory programs to address all requirements of the CWA. However, states may choose to develop regulatory programs that are more restrictive.  Many of Eastern Energy’s facilities are subject to CWA permitting and other state requirements. Eastern Energy does not currently foresee the existing CWA programs as having a material effect on operations, financial condition and/or cash flows.

Waste Management and Remediation

The operations of Eastern Energy is subject to a variety of state and federal laws and regulations governing the management and disposal of solid and hazardous waste, and release of hazardous substances associated with current and/or historical operations. The CERCLA, as amended, and similar state laws, may impose joint, several and strict liability for cleanup on potentially responsible parties who owned, operated or arranged for disposal at facilities affected by a release of hazardous substances. In addition, many states have created programs to incentivize voluntary remediation of sites where historical releases of hazardous substances are identified and property owners or responsible parties decide to initiate cleanups.

From time to time, Eastern Energy may be identified as a potentially responsible party in connection with the alleged release of hazardous substances or wastes at a site. Under applicable federal and state laws, Eastern Energy could be responsible for costs associated with the investigation or remediation of impacted sites, or subject to contribution claims by other responsible parties for their costs incurred at such sites. Eastern Energy also may identify, evaluate and remediate other potentially impacted sites under voluntary state programs. Remediation costs may be subject to reimbursement under Eastern Energy’s insurance policies, rate recovery mechanisms, or both. Eastern Energy does not believe these matters will have a material effect on results of operations, financial condition and/or cash flows.

Other Legal Matters

Eastern Energy is a defendant in a number of lawsuits and claims involving unrelated incidents of property damage and personal injury. Due to the uncertainty surrounding these matters, Eastern Energy is unable to make an estimate of the potential financial statement impacts; however, they could have a material impact on results of operations, financial condition and/or cash flows.

Surety Bonds

At September 30, 2020, Eastern Energy had purchased $28 million of surety bonds. Under the terms of surety bonds, Eastern Energy or BHE is obligated to indemnify the respective surety bond company for any amounts paid.

Note 15. Credit Risk

Eastern Energy’s accounting policies for credit risk are discussed in Note 24 to the Consolidated Financial Statements in Eastern Energy’s Annual Report on Form 10-K for the year ended December 31, 2019.

At September 30, 2020, Eastern Energy’s exposure primarily related to wholesale customers totaled $24 million. Of this amount, investment grade counterparties, including those internally rated, represented 98%. No single counterparty, whether investment grade or non-investment grade, exceeded $5 million of exposure.

For the three and nine months ended September 30, 2020, the Export Customers comprised approximately 32% and 33%, respectively, of Eastern Energy’s total operating revenue, with Eastern Energy’s largest customer representing approximately 17% of such amounts during both periods. For the three and nine months ended September 30, 2019, the Export Customers comprised approximately 37% and 34%, respectively, of Eastern Energy’s total operating revenue, with Eastern Energy’s largest customer representing approximately 19% and 18%, respectively, of such amounts during the periods.

Credit-Related Contingent Provisions

Credit-related contingent provisions for Eastern Energy were not material as of September 30, 2020 and December 31, 2019. See Note 8 for further information about derivative instruments.

Note 16. Related-Party Transactions

Eastern Energy engages in related-party transactions primarily with other Dominion Energy subsidiaries (affiliates). Eastern Energy’s receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. Through November 1, 2020, Eastern Energy was included in Dominion Energy's consolidated federal income tax return and, where applicable, combined income tax returns for Dominion Energy are filed in various states. A discussion of significant related-party transactions follows.

Eastern Energy transacts with affiliates for certain quantities of natural gas and other commodities at market prices in the ordinary course of business. Additionally, Eastern Energy provides transportation and storage services to affiliates. Eastern Energy also enters into certain other contracts with affiliates and related parties, including construction services, which are presented separately from contracts involving commodities or services. As of September 30, 2020 and December 31, 2019, Eastern Energy did not have any commodity derivative assets or liabilities with affiliates. See Notes 6 and 8 for more information. See Note 3 for information regarding the Dominion Energy Gas Restructuring, an affiliated transaction.

Eastern Energy participates in certain Dominion Energy benefit plans as described in Note 21 to the Consolidated Financial Statements in Eastern Energy’s Annual Report on Form 10-K for the year ended December 31, 2019. At September 30, 2020 and December 31, 2019, amounts due from Dominion Energy associated with the Dominion Energy Pension Plan included in other deferred charges and other assets in the Consolidated Balance Sheets were $339 million and $326 million, respectively. At September 30, 2020 and December 31, 2019, Eastern Energy’s amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan included in other deferred charges and other assets in the Consolidated Balance Sheets were $22 million and $17 million, respectively.

DES, DECGS, DEQPS and other affiliates provide accounting, legal, finance, marketing and certain administrative and technical services to Eastern Energy. Eastern Energy provides certain services to related parties, including technical services.

The financial statements for all years presented include costs for certain general, administrative and corporate expenses assigned by DES, DECGS and DEQPS to Eastern Energy on the basis of direct and allocated methods in accordance with Eastern Energy’s services agreements with DES, DECGS and DEQPS. Where costs incurred cannot be determined by specific identification, the costs are allocated based on the proportional level of effort devoted by DES, DECGS and DEQPS resources that are attributable to the entity, determined by reference to number of employees, salaries and wages and other similar measures for the relevant DES, DECGS and DEQPS service. Management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses are reasonable.

Subsequent to the GT&S Transaction, Eastern Energy’s transactions with other Dominion Energy subsidiaries are no longer related-party transactions.

Presented below are Eastern Energy’s significant transactions with DES, DECGS, DEQPS and other affiliates and related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(millions)
Sales of natural gas and transportation and storage services	$60	$60	$188	$187
Purchases of natural gas and transportation and storage services	3	—	9	—
Services provided by related parties(1)	34	41	114	145
Services provided to related parties(2)	17	38	78	128
(1)

Includes capitalized expenditures of $5 million and $9 million for the three months ended September 30, 2020 and 2019, respectively, and $12 million and $20 million for the nine months ended September 30, 2020 and 2019, respectively.

(2)	Includes amounts attributable to Atlantic Coast Pipeline, a related-party VIE. See below for more information.

The following table presents affiliated and related party balances reflected in Eastern Energy’s Consolidated Balance Sheets:

	September 30, 2020	December 31, 2019
(millions)
Other receivables(1)	$—	$7
Imbalances receivable from affiliates	5	8
Imbalances payable to affiliates(2)	1	1
Other deferred charges and other assets	8	12

(1)	Represents amounts due from Atlantic Coast Pipeline, a related-party VIE.
(2)	Amounts are presented in other current liabilities in Eastern Energy’s Consolidated Balance Sheets.

DETI provides services to Atlantic Coast Pipeline which totaled $7 million and $24 million for the three months ended September 30, 2020 and 2019, respectively, and $44 million and $81 million for the nine months ended September 30, 2020 and 2019, respectively, included in operating revenue in Eastern Energy’s Consolidated Statements of Income.

Affiliated receivables at September 30, 2020 and December 31, 2019 included $18 million and $22 million, respectively, of accrued unbilled revenue.  This revenue is based on estimated amounts of services provided but not yet billed to various affiliates.

Eastern Energy’s affiliated borrowings and investments are discussed in Note 25 to Eastern Energy’s Annual Report on Form 10-K for the year ended December 31, 2019.

Eastern Energy had $240 million in affiliated notes receivable under the Dominion Energy money pool as of September 30, 2020 and no outstanding receivables as of December 31, 2019. Interest income related to the affiliated notes receivable was $1 million and $3 million for the three and nine months ended September 30, 2020, respectively.

Interest income on affiliated notes receivable from East Ohio and DGP for borrowings under intercompany revolving credit agreements with Eastern Energy was $4 million and $12 million for the three and nine months ended September 30, 2019, respectively.

Interest income earned on DMLPHCII’s promissory note to Dominion Energy was immaterial for both the three and nine months ended September 30, 2020 and 2019.

Interest income related to Dominion Energy’s promissory note borrowings with Cove Point was $28 million and $82 million for the three and nine months ended September 30, 2019, respectively.

Eastern Energy’s affiliated notes receivable from Dominion Energy totaled $1.8 billion at December 31, 2019. In August 2020, Dominion Energy repaid the remaining principal balance outstanding. Interest income on these promissory notes was $9 million and $32 million for the three and nine months ended September 30, 2020, respectively.

At December 31, 2019, Eastern Energy’s affiliated notes receivable from East Ohio totaled $1.7 billion. In June 2020, East Ohio repaid the remaining principal balance outstanding. Interest income on these promissory notes was $33 million for the nine months ended September 30, 2020, and $18 million and $54 million for the three and nine months ended September 30, 2019, respectively.

Eastern Energy’s borrowings under the intercompany revolving credit agreement with Dominion Energy totaled $5 million and $251 million as of September 30, 2020 and December 31, 2019, respectively. Interest charges related to Eastern Energy’s total borrowings from Dominion Energy were $1 million and less than $1 million for the three months ended September 30, 2020 and 2019, respectively, and were $3 million and $2 million for the nine months ended September 30, 2020 and 2019, respectively.

Interest charges related to DCP’s total borrowings from Dominion Energy under an intercompany revolving credit agreement totaled $30 million and $88 million for the three and nine months ended September 30, 2019, respectively.

DCP had borrowings of $9 million with DES as of December 31, 2019. No amounts were outstanding as of September 30, 2020. Interest related to DCP’s total borrowings from DES were $2 million and $1 million for the three months ended September 30, 2020 and 2019, respectively, and $3 million for both the nine months ended September 30, 2020 and 2019.

In the first quarter of 2019, Dominion Energy Midstream borrowed $395 million from Dominion Energy under a $400 million promissory note with Dominion Energy that was scheduled to mature in 2022. Interest charges of $4 million and $9 million were incurred for the three and nine months ended September 30, 2019, respectively.

For the nine months ended September 30, 2020 and 2019, Eastern Energy, including entities acquired in the Dominion Energy Gas Restructuring, distributed $4.2 billion and $551 million to Dominion Energy, respectively.

Note 17. Employee Benefit Plans

Eastern Energy participated in certain Dominion Energy benefit plans as described in Note 22 to the Consolidated Financial Statements in Eastern Energy’s Annual Report on Form 10-K for the year ended December 31, 2019. See Note 16 for more information.

The service cost component and non-service cost components of net periodic benefit (credit) cost are reflected in other operations and maintenance expense and other income, respectively, in the Consolidated Statements of Income. The components of Eastern Energy’s provision for net periodic benefit cost (credit) for employees represented by collective bargaining units are as follows:

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
(millions)
Three Months Ended September 30,
Service cost	$2	$4	$—	$—
Interest cost	3	7	1	3
Expected return on plan assets	(14)	(38)	(4)	(6)
Amortization of prior service credit	—	—	(1)	(1)
Amortization of net actuarial loss	1	5	—	—
Net periodic benefit credit	$(8)	$(22)	$(4)	$(4)
Nine Months Ended September 30,
Service cost	$5	$12	$1	$2
Interest cost	8	23	3	8
Expected return on plan assets	(42)	(116)	(14)	(20)
Amortization of prior service credit	—	—	(3)	(3)
Amortization of net actuarial loss	5	15	1	2
Curtailment(1)	—	1	—	1
Net periodic benefit credit	$(24)	$(65)	$(12)	$(10)

(1) 2019 amounts relate to a voluntary retirement program.

Employer Contributions

During the nine months ended September 30, 2020, Eastern Energy made no contributions to its qualified defined benefit pension plan or other postretirement benefit plans. Eastern Energy does not expect to make contributions to its qualified defined benefit pension plan during the remainder of 2020 and expects to contribute approximately $12 million to its other postretirement benefit plans through VEBAs on an annual basis.

Pension Remeasurement

In the third quarter of 2020, Eastern Energy remeasured a pension plan due to a curtailment resulting from the agreement for Dominion Energy to retain the assets and obligations of the pension benefit plan associated with the GT&S Transaction.  The remeasurement resulted in an increase in the pension benefit obligation of $3 million and a decrease in the fair value of the pension plan assets of $7 million for Eastern Energy. The impact of the remeasurement on net periodic pension benefit credit was recognized prospectively from the remeasurement date and is not material. The discount rate used for the remeasurement was 3.16%. All other assumptions used for the remeasurement were consistent with the measurement as of December 31, 2019.

Voluntary Retirement Program

In March 2019, Dominion Energy announced a voluntary retirement program to employees that met certain age and service requirements. In the second quarter of 2019, upon the determinations made concerning the number of employees that elected to participate in the program, Eastern Energy recorded a charge of $74 million ($58 million after-tax) included within other operations and maintenance expense ($39 million), other taxes ($2 million), other income ($1 million) and discontinued operations ($32 million) in its Consolidated Statements of Income. See Note 22 to the Consolidated Financial Statements in Eastern Energy’s Annual Report on Form 10-K for the year ended December 31, 2019 for more information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MD&A discusses Eastern Energy’s results of operations. MD&A should be read in conjunction with Eastern Energy’s Consolidated Financial Statements. Eastern Energy meets the conditions to file under the reduced disclosure format, and therefore has omitted certain sections of MD&A.

Contents of MD&A

MD&A consists of the following information:

•	Forward-Looking Statements
•	Results of Operations

Forward-Looking Statements

This report contains statements concerning Eastern Energy’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify these forward-looking statements by such words as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “plan,” “may,” “continue,” “target” or other similar words.

Eastern Energy makes forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to differ materially from predicted results. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other factors may cause actual results to differ materially from those indicated in any forward-looking statement. These factors include but are not limited to:

•	Unusual weather conditions and their effect on energy sales to customers and energy commodity prices;
•

Extreme weather events and other natural disasters, including, but not limited to, hurricanes, high winds, severe storms, earthquakes, flooding and climate changes that can cause outages and property damage to facilities;

•

The impact of extraordinary external events, such as the current pandemic health event resulting from COVID-19, and their collateral consequences, including extended disruption of economic activity in our markets;

•	Federal, state and local legislative and regulatory developments, including changes in federal and state tax laws and regulations;
•	Risks of operating businesses in regulated industries that are subject to changing regulatory structures;
•	Changes to regulated gas transportation and storage rates, including LNG storage, collected by Eastern Energy;
•

Risks associated with entities in which Eastern Energy shares ownership with third parties, including risks that result from lack of sole decision making authority, disputes that may arise between Eastern Energy and third party participants and difficulties in exiting these arrangements;

•	Changes in future levels of domestic and international natural gas production, supply or consumption;
•	Fluctuations in future volumes of LNG imports or exports from the U.S. and other countries worldwide or demand for, purchases of, and prices related to natural gas or LNG;
•	Timing and receipt of regulatory approvals necessary for planned construction or growth projects and compliance with conditions associated with such regulatory approvals;
•

The inability to complete planned construction, conversion or growth projects at all, or with the outcomes or within the terms and time frames initially anticipated, including as a result of increased public involvement, intervention or litigation in such projects;

•

Changes to federal, state and local environmental laws and regulations, including those related to climate change, the tightening of emission or discharge limits for GHGs and other substances, more extensive permitting requirements and the regulation of additional substances;

•	Cost of environmental compliance, including those costs related to climate change;
•	Changes in implementation and enforcement practices of regulators relating to environmental standards and litigation exposure for remedial activities;
•	Difficulty in anticipating mitigation requirements associated with environmental and other regulatory approvals or related appeals;

•	Unplanned outages at facilities in which Eastern Energy has an ownership interest;
•

The impact of operational hazards, including adverse developments with respect to pipeline and plant safety or integrity, equipment loss, malfunction or failure, operator error, and other catastrophic events;

•	Changes in operating, maintenance and construction costs;
•	Domestic terrorism and other threats to Eastern Energy’s physical and intangible assets, as well as threats to cybersecurity;
•	Additional competition in industries in which Eastern Energy operates;
•

Changes in demand for Eastern Energy’s services, including industrial, commercial and residential growth or decline in Eastern Energy’s service areas, changes in supplies of natural gas delivered to Eastern Energy’s pipeline systems, failure to maintain or replace customer contracts on favorable terms and changes in customer growth or usage patterns, including as a result of energy conservation programs, the availability of energy efficient devices;

•	Receipt of approvals for, and timing of, closing dates for acquisitions and divestitures;
•	Impacts of acquisitions, divestitures, transfers of assets to joint ventures and retirements of assets based on asset portfolio reviews;
•	Adverse outcomes in litigation matters or regulatory proceedings;
•	Counterparty credit and performance risk;
•	Fluctuations in interest rates or foreign currency exchange rates;
•	Changes in rating agency requirements or credit ratings and their effect on availability and cost of capital;
•	Global capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;

•	Political and economic conditions, including inflation and deflation;
•	Employee workforce factors including collective bargaining agreements and labor negotiations with union employees; and
•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies.

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Part I. Item 1A. Risk Factors in Eastern Energy’s Annual Report on Form 10-K for the year ended December 31, 2019 and Part II. Item 1A. Risk Factors in Eastern Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Eastern Energy’s forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. Eastern Energy cautions the reader not to place undue reliance on its forward-looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, differ materially from actual results. Eastern Energy undertakes no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

Results of Operations

Presented below is a summary of Eastern Energy’s consolidated results:

	Third Quarter			Year-To-Date
	2020	2019	$ Change	2020	2019	$ Change
(millions)
Net income attributable to Eastern Energy	$86	$151	$(65)	$57	$460	$(403)

Overview

Third Quarter 2020 vs. 2019

Net income attributable to Eastern Energy decreased 43%, primarily due to a charge for cash flow hedges of debt-related items that are probable of not occurring as a result of the GT&S Transaction and the absence of net income from discontinued operations related to the Dominion Energy Gas Restructuring. These decreases were partially offset by an adjustment to finalize the effects of the changes in tax status in connection with the Dominion Energy Gas Restructuring and the absence of credits associated with the start-up phase of the Liquefaction Facility.

Year-To-Date 2020 vs. 2019

Net income attributable to Eastern Energy decreased 88%, primarily due to charges associated with the probable abandonment of a significant portion of the Supply Header Project related to the Atlantic Coast Pipeline Project, the absence of net income from discontinued operations related to the Dominion Energy Gas Restructuring and a charge for cash flow hedges of debt-related items that are probable of not occurring as a result of the GT&S Transaction. These decreases were partially offset by the absence of a charge related to a voluntary retirement program and an adjustment to finalize the effects of the changes in tax status in connection with the Dominion Energy Gas Restructuring.

Analysis of Consolidated Operations

Presented below are selected amounts related to Eastern Energy’s results of operations:

	Third Quarter			Year-To-Date
	2020	2019	$ Change	2020	2019	$ Change
(millions)
Operating revenue	$531	$502	$29	$1,597	$1,598	$(1)
Purchased gas	14	3	11	22	12	10
Other energy-related purchases	—	1	(1)	1	2	(1)
Net revenue	517	498	19	1,574	1,584	(10)
Other operations and maintenance	136	166	(30)	451	552	(101)
Depreciation and amortization	95	92	3	282	274	8
Other taxes	40	40	—	117	118	(1)
Impairment of assets and other charges (benefits)	(19)	—	(19)	463	13	450
Gains on sales of assets	—	(2)	2	—	(2)	2
Earnings from equity method investees	7	8	(1)	30	30	—
Other income	22	46	(24)	117	131	(14)
Interest and related charges	186	88	98	294	261	33
Income tax expense (benefit)	(10)	38	(48)	(40)	104	(144)
Net income from discontinued operations	—	45	(45)	—	125	(125)
Noncontrolling interests	32	24	8	97	90	7

An analysis of Eastern Energy’s results of operations follows:

Third Quarter 2020 vs. 2019

Net revenue increased 4%, primarily reflecting:

•	The absence of credits associated with the start-up phase of the Liquefaction Facility ($23 million); and
•	A $14 million decrease in net fuel costs primarily due to an increase in regulated gas sales; partially offset by
•	A $17 million decrease in services performed for Atlantic Coast Pipeline; and
•	A $6 million decrease in services provided to affiliates.

Other operations and maintenance decreased 18%, due to a $17 million decrease in services performed for Atlantic Coast Pipeline, a $5 million decrease in salaries, wages and benefits and a $5 million decrease in services provided by affiliates.

Impairment of assets and other charges (benefits) decreased $19 million, due to a $29 million benefit from the revision of the previously established ARO, partially offset by a $10 million charge, both of which were related to the probable abandonment of a significant portion of the Supply Header Project.

Other income decreased 52%, primarily due to the absence of interest income from Cove Point’s promissory notes receivable from Dominion Energy ($28 million), partially offset by interest income from affiliated notes receivable from Dominion Energy ($9 million).

Interest and related charges increased $98 million, primarily due to:

•	A charge for cash flow hedges of debt-related items that are probable of not occurring as a result of the GT&S Transaction ($141 million); and

•	Interest expense on Eastern Energy’s November 2019 senior note issuance ($8 million); partially offset by
•	The absence of interest expense from Cove Point’s term loan borrowings ($32 million); and
•	The absence of interest expense from intercompany borrowings as a result of the Dominion Energy Gas Restructuring ($12 million).

Income tax expense (benefit) decreased $48 million, primarily due to an adjustment to finalize the effects of the changes in tax status in connection with the Dominion Energy Gas Restructuring ($24 million) and lower pre-tax income ($24 million).

Year-To-Date 2020 vs. 2019

Net revenue decreased $10 million, primarily reflecting:

•	A $37 million decrease in services performed for Atlantic Coast Pipeline; and
•	A $14 million decrease in services provided to affiliates; partially offset by
•	The absence of credits associated with the start-up phase of the Liquefaction Facility ($23 million); and
•	A $15 million decrease in net fuel costs primarily due to an increase in regulated gas sales.

Other operations and maintenance decreased 18%, primarily reflecting:

•	A $39 million decrease due to the absence of a charge related to a voluntary retirement program;
•	A $37 million decrease in services performed for Atlantic Coast Pipeline; and
•	A $20 million decrease in services provided by affiliates.

Impairment of assets and other charges (benefits) increased $450 million, due to:

•	A $492 million charge associated with the probable abandonment of a significant portion of the Supply Header Project as well as a $46 million ARO; partially offset by
•	The absence of a $13 million charge related to the abandonment of the Sweden Valley project.

Other income decreased 11%, primarily due to the absence of interest income from Cove Point’s promissory notes receivable from Dominion Energy ($82 million), partially offset by interest income from affiliated notes receivable from East Ohio ($33 million) and Dominion Energy ($32 million).

Interest and related charges increased 13%, primarily due to:

•	A charge for cash flow hedges of debt-related items that are probable of not occurring as a result of the GT&S Transaction ($141 million); and
•	Interest expense on Eastern Energy’s November 2019 senior note issuance ($23 million); partially offset by
•	The absence of interest expense from Cove Point’s term loan borrowings ($100 million); and
•	The absence of interest expense from intercompany borrowings as a result of the Dominion Energy Gas Restructuring ($33 million).

Income tax expense (benefit) decreased $144 million, primarily due to lower pre-tax income ($120 million) and an adjustment to finalize the effects of the changes in tax status in connection with the Dominion Energy Gas Restructuring ($24 million).

ITEM 3.

QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting Eastern Energy, see Item 7A of Eastern Energy’s Annual Report on Form 10-K for the year ended December 31, 2019. Eastern Energy’s exposure to market risk and its management of such risk has not changed materially since December 31, 2019. Refer to Note 8 to the Consolidated Financial Statements in this report for disclosure of Eastern Energy’s derivative positions as of September 30, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Senior management of Eastern Energy, including its President (principal executive officer) and CFO (principal financial officer), evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, Eastern Energy’s President (principal executive officer) and CFO (principal financial officer) have concluded that the disclosure controls and procedures are effective.

There were no changes that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, Eastern Energy’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, Eastern Energy is alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed upon or agreed to, or permits issued by various local, state and/or federal agencies for the construction or operation of facilities. Administrative proceedings may also be pending on these matters. In addition, in the ordinary course of business, Eastern Energy and its subsidiaries are involved in various legal proceedings.

See the following for discussions on various legal, environmental and other regulatory proceedings to which Eastern Energy is a party, which information is incorporated herein by reference:

•	Notes 13 and 23 to the Consolidated Financial Statements in Eastern Energy’s Annual Report on Form 10-K for the year ended December 31, 2019.
•	Notes 13 and 17 to the Consolidated Financial Statements in Eastern Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
•	Notes 13 and 17 to the Consolidated Financial Statements in Eastern Energy’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
•	Notes 11 and 14 to the Consolidated Financial Statements in this report.

ITEM 1A. RISK FACTORS

Eastern Energy’s businesses are influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond Eastern Energy’s control. A number of these risk factors have been identified in Eastern Energy’s Annual Report on Form 10-K for the year ended December 31, 2019 and updated in Eastern Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in Eastern Energy’s Annual Report on Form 10-K for the year ended December 31, 2019 and Eastern Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A in this report.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Articles of Amendment to the Articles of Incorporation of Eastern Energy Gas Holdings, LLC (Exhibit 3.1, Form 8-K filed November 2, 2020, File No. 001-37591).

3.2	Operating Agreement of Eastern Energy Gas Holdings, LLC, as amended and restated, effective November 2, 2020 (Exhibit 3.2, Form 8-K filed November 2, 2020, File No. 001-37591).

4.1

Eastern Energy Gas Holdings, LLC agrees to furnish to the U.S. Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of any of their total consolidated assets.

10.1	Distribution and Assumption Agreement (Exhibit 10.1, Form 8-K Filed November 2, 2020, File No. 001-37591).

10.2	Distribution, Contribution and Assumption Agreement (Exhibit 10.2, Form 8-K Filed November 2, 2020, File No. 001-37591).

10.3	Inter-Company Credit Agreement, dated November 1, 2020, by and between BHE GT&S, LLC and Eastern Energy Gas Holdings, LLC.

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from Eastern Energy Gas Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 13, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTERN ENERGY GAS HOLDINGS, LLC Registrant

November 13, 2020	/s/ Scott C. Miller
Scott C. Miller Chief Financial Officer & Treasurer